Form 10-K
period 2002-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
filed 2003-03-31
CIK 1139552, 1140096

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the period from January 1, 2002 to December 31, 2002.

Commission file number     333-60418, 333-60418-01

WFN Credit Company, LLC
World Financial Network Credit Card Master Note Trust
(Exact name of registrant as specified in its charter)

Delaware	34-1772814
(State or other jurisdiction)	(I.R.S. employer identification no.)
of incorporation or organization)

220 West Schrock Road
Westerville, Ohio 43801
(Address of principal executive offices)

(614) 729-5044
(Phone number)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K        (Not Applicable)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Aggregate market value of voting stock held by nonaffiliates of the registrant.  $    0

No documents have been incorporated by reference in this Form 10-K.

PART I

In no action letters issued to a variety of issuers of pass-through securities representing ownership interests in trusts established by financial and retailing institutions, whose principal assets are receivables generated under consumer credit accounts owned by such institutions and transferred to such trusts, the Division of Corporation Finance has stated that it would not raise any objection if the servicer of the trust, on behalf of the trust, files its Annual Report on Form 10-K in accordance with a specified format.  See, e.g., Sears Credit Account Master Trust II (August 24, 1995), Mercantile Credit Card Master Trust (August 23, 1995); Banc One Credit Card Master Trust (May 26, 1995); Household Affinity Credit Card Master Trust I (April 29, 1994); Sears Credit Account Master Trust I (December 23, 1993); First Deposit Master Trust (December 23, 1993); Discover Card Trust 1993 B (April 9, 1993); Prime Credit Master Trust (January 29, 1993); Private Label Credit Card Master Trust (May 20, 1992); and Chase Manhattan Credit Card Trust 1990-A (March 22, 1991).

The World Financial Network Credit Card Master Note Trust (the “Trust”) was formed for the purpose of acquiring certain trust assets and issuing asset-backed notes under the Master Indenture dated as of August 1, 2001 (as supplemented from time to time, the “Indenture”) between World Financial Network Credit Card Master Note Trust (the “Issuer”) and BNY Midwest Trust Company (the “Indenture Trustee”) and one or more supplements thereto.  The property of the Trust includes World Financial Network Credit Card Master Trust Collateral Certificates (“Collateral Certificates”) representing an undivided interest in receivables and other property related thereto (the “Receivables”), held by the World Financial Network Credit Card Master Trust (the “Master Trust”), arising under private label credit card programs for a number of national retail and catalogue entities.

On August 21, 2001 the Trust issued: $702,000,000 Class A Floating Rate Asset Backed Notes, Series 2001-A; $76,500,000 Class B Floating Rate Asset Backed Notes, Series 2001-A; and $121,500,000 Class C Floating Rate Asset Backed Notes, Series 2001-A.  On November 7, 2002 the Trust issued: $468,000,000 Class A Series 2002-A Floating Rate Asset Backed Notes; $51,000,000 Class B Series 2002-A Floating Rate Asset Backed Notes; and $81,000,000 Class C

Series 2002-A Floating Rate Asset Backed Notes.  On December 18, 2002 the Trust issued the Class A Series 2002-VFN Floating Rate Asset Backed Notes and the Class B Series 2002-VFN Floating Rate Asset Backed Notes.

The Trust has prepared and filed this Annual Report on Form 10-K in substantially the form to which the Division of Corporation Finance, in the no action letters referred to above, has stated that it would not object.

ITEM 1.                             BUSINESS

The Trust was formed for the purpose of acquiring certain trust assets and issuing asset-backed Notes under the Indenture.  The Trust assets consist of the Collateral Certificates representing an undivided interest in the receivables and other property related thereto, held by the Master Trust.

The Trust has issued three series of notes - Series 2001-A, Series 2002-A and Series 2002-VFN.  The Series 2001-A Class A Notes, Series 2001-A Class B Notes, Series 2002-A Class A Notes, Series 2002-A Class B Notes, and Series 2002-A Class C Notes have been publicly issued.  The Series 2001-A Class C Notes and the Series 2002-VFN, Class A Notes have been privately placed.  The Series 2002-VFN, Class B Notes were purchased by the transferor, WFN Credit Company, LLC

ITEM 2.                             PROPERTIES

There is nothing to report with regard to this item.

ITEM 3.                             LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

To the knowledge of the Trust, there is an over the counter market in the Trust’s Series 2001-A Class A and Class B Notes, and the Series 2002-A Class A, Class B and Class C Notes, although the frequency of transactions varies substantially over time.

ITEM 6.                             SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                        RESULTS OF OPERATIONS

The Trust has sold three series of Notes secured by an undivided interest in the Trust assets.  Those Notes are outstanding as of December 31, 2002 (dollars in thousands):

		% of Trust
Description	$ Issued	Portfolio

Series 2001-A, Class A	$702,000	38.9%
Series 2001-A, Class B	76,500	4.2%
Series 2001-A, Class C	121,500	6.7%
Series 2002-A, Class A	468,000	25.9%
Series 2002-A, Class B	51,000	2.8%
Series 2002-A, Class C	81,000	4.5%
Series 2002-VFN	230,058	12.7%

The Series 2001-A Class A Notes and Class B Notes have been publicly issued pursuant to the prospectus supplement dated August 9, 2001, and the prospectus, dated as of August 9, 2001.  The Series 2002-A Class A Notes, Class B Notes, and Class C Notes have been publicly issued pursuant to the prospectus supplement dated October 30, 2002 and the prospectus, dated as of October 15, 2002.  The Series 2002-VFN Notes have been privately placed.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To manage our direct risk from market interest rates, we actively monitor the interest rates to minimize the impact that changes in interest rates have on the fair value of assets and cash flow.  To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements.  In addition, we have entered into derivative financial instruments, interest rate swaps, to mitigate our interest rate risk and to effectively lock the interest rate on our variable rate debt.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cross Reference Sheet

Caption

Independent Auditors’ Report

Statements of Assets and Liabilities Arising from Cash Transactions as of December 31, 2002 and 2001

Statements of Distributable Income Arising From Cash
Transactions for the year ended December 31, 2002 and for the period from August 21, 2001 (issuance of Notes) through December 31, 2001

Notes to Financial Statements

4

INDEPENDENT AUDITORS’ REPORT

To the World Financial Network Credit Card Master Note Trust

We have audited the accompanying statements of assets and liabilities arising from cash transactions of the World Financial Network Credit Card Master Note Trust (the “Trust”) as of December 31, 2002 and 2001, and the related statements of distributable income arising from cash transactions for the year ended December 31, 2002 and for the period from August 21, 2001 (issuance of Notes) through December 31, 2001.  These financial statements are the responsibility of the management of the Trust.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities arising from cash transactions of the Trust as of December 31, 2002 and 2001, and its distributable income arising from cash transactions for the year ended December 31, 2002 and for the period from August 21, 2001 (issuance of notes) through December 31, 2001 on the basis of accounting described in Note 1.

By:
/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
March 28, 2003

II-1

WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST

STATEMENTS OF ASSETS AND LIABILITIES ARISING FROM CASH TRANSACTIONS

(in thousands of dollars)

	December 31, 2002	December 31, 2001
Assets

Cash Available for Distribution	$326,309	$167,505
Credit Card Receivables	1,804,990	937,684
Total Assets	$2,131,299	$1,105,189

Liabilities

Income to be Distributed	$326,309	$167,505
Asset-backed Notes:
Series 2001-A	900,000	900,000
Series 2002-A	600,000
Series 2002-VFN	230,058
Transferor’s Interest	74,932	37,684
Total Liabilities	$2,131,299	$1,105,189

See accompanying Notes to Financial Statements.

WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME ARISING FROM CASH TRANSACTIONS

(in thousands of dollars)

	Year Ended	August 21, -
	December 31, 2002	December 31, 2001
Distributable Income
Allocable to Principal	$2,118,795	$629,672
Allocable to Interest	284,291	85,953

Total Distributable Income	$2,403,086	$715,625

Income Distributed
Distribution of Principal to
Purchase New Receivables	$1,827,704	$481,566
Interest Paid on Asset Backed Notes	51,362	15,675
Servicing Fees	18,800	5,050
Distribution to Purchase New Receivables		29,373
for Amounts Previously Written-off	96,784
Distribution on Transferor’s Interest	82,127	16,456

Income Distributed	$2,076,777	$548,120

Excess of Distributable Income over Income
Distributed (Distributed January 15, 2003
and January 15, 2002 respectively)	$326,309	$167,505

See accompanying Notes to Financial Statements.

WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST

NOTES TO FINANCIAL STATEMENTS

NOTE 1.                         General Information and Accounting Policies

The World Financial Network Credit Card Master Note Trust (the “Trust”) was formed for the purpose of acquiring certain trust assets and issuing asset-backed notes under the Master Indenture dated August 1, 2001 between World Financial Network Credit Card Master Note Trust (the “Issuer”) and BNY Midwest Trust Company (the “Indenture Trustee”) and one or more supplements thereto.  The property of the Trust includes World Financial Network Credit Card Master Trust Collateral Certificates (“Collateral Certificates”) representing an undivided interest in receivables and related property thereto (the “Receivables”), held by the World Financial Network Master Trust (the “Master Trust”), arising under private label credit card programs for a number of national retail and catalogue entities.

World Financial Network National Bank (the “Bank”) services the Receivables pursuant to the Second Amended and Restated Pooling and Servicing Agreement dated as of August 1, 2001 and pursuant to the Transfer and Servicing Agreement, dated as of August 1, 2001 and is compensated for acting as the servicer.  In order to facilitate its servicing functions and minimize administrative burdens and expenses, the Bank retains physical possession of the documents relating to the receivables as custodian for the trustee of the Master Trust and the Trust.  The Trust and the Master Trust have no employees.

The financial statements of the Trust are prepared on a cash basis of accounting which differs from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders are recognized when paid rather than when the obligation is incurred.  The statement of assets and liabilities arising from cash transactions as of December 31, 2002 reflects the amounts to be distributed on January 15, 2003, which represents the distribution of income received by the Trust for the period December 1 through December 31, 2002.

NOTE 2.                         Sale of Notes

The Trust may issue from time to time asset-backed notes in one or more Series, which will consist of one or more classes of certificates, representing an undivided ownership interest in the Collateral Certificates.  As of December 31, 2002 the Trust had issued and had outstanding the following notes, representing the indicated undivided interest in the Collateral Certificates:

		% of Trust
Description	$ Issued	Portfolio

Series 2001-A, Class A	$702,000	38.9%
Series 2001-A, Class B	76,500	4.2%
Series 2001-A, Class C	121,500	6.7%
Series 2002-A, Class A	468,000	25.9%
Series 2002-A, Class B	51,000	2.8%
Series 2002-A, Class C	81,000	4.5%
Series 2002-VFN	230,058	12.7%

The Series 2001-A Class A Notes and Class B Notes were publicly issued pursuant to a prospectus supplement dated August 9, 2001, and the prospectus, dated as of August 9, 2001.  The Series 2002-A Class A, Class B, and Class C Notes were publicly issued pursuant to a prospectus supplement dated October 30, 2002, and the prospectus dated as of October 15, 2002.  The Series 2001-A, Class C Notes and Series 2002 VFN Notes were privately placed.  Collectively, holders of all Series are referred to as “Noteholders.”

NOTE 3.                         Principal and Interest Payment

Collections of principal on the receivables are used by the Trust to make principal distributions to Noteholders and to purchase new charge card receivables on a daily basis.

Collections of finance charges on the Receivables, which includes late fees, non-sufficient funds check fees and recoveries of amounts previously written-off, are used to pay interest to the Noteholders, pay servicing fees, to purchase new charge card receivables equal to amounts written-off during the month and to restore certain reserve and cash collateral accounts.  Excess finance charge collections, if any, are distributed to the WFN Credit Company LLC.

The distribution date is the 15th day of each month (or, if such day is not a business day, the next following business day).

NOTE 4.                         Federal Income Taxes

The Trust is not taxable as a corporation for Federal income tax purposes.  Accordingly, no provision for income taxes is reflected in the accompanying financial statements.

NOTE 5.                         Supplementary Financial Data (unaudited)

The following is a summary of distributable income for 2002 and 2001 arising from cash transactions (in thousands of dollars):

II-5

			Servicing	Defaulted	Transferor’s
2002	Principal	Interest	Fees	Receivables	Interest	Total

Undistributed at
December 31, 2001	$148,107	$3,876	$1,500	$8,286	$5,736	$167,505

Quarter Ended:
March 31, 2002	446,123	11,979	4,500	23,537	22,664	508,803
June 30, 2002	442,253	12,130	4,500	23,903	17,864	500,650
September 30, 2002	428,875	12,262	4,500	20,400	20,606	486,643
December 31, 2002	653,437	17,602	6,500	34,419	27,527	739,485

Total	$2,118,795	$57,849	$21,500	$110,545	$94,397	$2,403,086

			Servicing	Defaulted	Transferor’s
2001	Principal	Interest	Fees	Receivables	Interest	Total

Undistributed at
December 31, 2000	$—	$—	$—	$—	$—	$—

Quarter Ended:
March 31, 2001	—	—	—	—	—	—
June 30, 2001	—	—	—	—	—	—
September 30, 2001	202,006	7,276	2,050	11,586	7,623	230,541
December 31, 2001	427,666	12,275	4,500	26,073	14,570	485,084

Total	$629,672	$19,551	$6,550	$37,659	$22,193	$715,625

NOTE 6:                        Fair Value of Financial Instruments

The fair value of the Trust’s credit card receivables approximate their carrying value due to the short maturity and average interest rates that approximate current market rates.

The fair value of the asset-backed Notes is estimated to be $1,726,866,788 (carrying value of $1,730,057,803) as of December 31, 2002 and $896,383,125 (carrying value of $900,000,000) as of December 31, 2001, based on quoted market prices or current market rates for similar securities with similar remaining maturities and interest rates.  (See also Note 7)

NOTE 7: INTEREST SWAPS

In August 2001, the Trust entered into three interest rate swap agreements with JPMorgan Chase Bank (“Morgan”) with a total notional amount of $900 million.  The interest rate swaps effectively change the Trust’s interest rate exposure on $702.0 million, $76.5 million, and $121.5 million of asset-backed notes to a fixed rate of approximately 4.87%, 4.87% and 4.92% respectively.  In November 2002, the Trust entered into three additional interest rate swap agreements with Morgan with a total notional amount of $600 million. The interest rate swaps effectively change the Trust’s interest rate exposure on $468.0 million, $51.0 million, and $81.0 million of asset-backed notes to a fixed rate of approximately 3.52%, 3.52% and 3.56% respectively.  Management believes the counterparty will be able to perform under the terms of the interest rate swap agreements.  The notional amount of swaps, $900 million and $600 million as of December 31, 2002 will decrease with a corresponding decrease of the related securitized receivables.  The fair value of the interest rate swaps was estimated based on the monies the Trust would receive/(pay) if they terminated the agreements.

Notional				Fair
Amount		Variable Rate	Fixed Rate	Value
(Millions)	Swap Period	Received	Paid	(Millions)

$702.0	August 2, 2001 through
	June 16, 2008	USD-LIBOR-BBA	4.870%	$(37.6)

$76.5	August 2, 2001 through
	June 16, 2008	USD-LIBOR-BBA	4.870%	$(4.1)

$121.5	August 2, 2001 through
	June 16, 2008	USD-LIBOR-BBA	4.920%	$(6.9)

$468.0	November 7, 2002 through
	October 15, 2007	USD-LIBOR-BBA	3.520%	$(10.4)

$51.0	November 7, 2002 through
	October 15, 2007	USD-LIBOR-BBA	3.520%	$(1.1)

$81.0	November 7, 2002 through
	November 15, 2007	USD-LIBOR-BBA	3.560%	$(1.9)

ITEM 9.                             CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.

ITEM 11.                      EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                                                                  MANAGEMENT

There is nothing to report with regard to this item.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.

PART IV

ITEM 14.                      CONTROLS AND PROCEDURES

Not applicable.  The Registrant is an Asset Backed Issuer (as defined in Exchange Act Rules 13a - 14 (g) and 15d - 14 (g)) and is therefore not required to disclose information under Item 307 of Regulation S-K.  See Paragraph (c) of Item 307 of Regulation S-K.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)     Listed below are the documents filed as part of this report:

(1)                      The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description

99.1	Annual Servicer’s Certificate
99.2	Certificate of Chief Executive Officer of World Financial Network National Bank, as Servicer
99.3	Certificate of Chief Financial Officer of World Financial Network National Bank, as Servicer

b)    Reports on Form 8-K:

                The following current reports on Form 8-K were filed for the fourth quarter of 2002:

Monthly Report	Date of Report

October 2002	November 15, 2002
November 2002	December 16, 2002
December 2002	January 15, 2003

c)     Omitted

d)    Omitted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank, on behalf of the Trust, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	World Financial Network Credit Card
Master Note Trust
World Financial Network National
Bank, as Servicer

Date: 3/28/03	By:	/s/ Daniel T. Groomes
Daniel T. Groomes
President

By:	WFN Credit Company, LLC, as
Transferor

Date: 3/28/03	By:	/s/ Daniel T. Groomes
Daniel T. Groomes
President

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER

OF

WORLD FINANCIAL NETWORK NATIONAL BANK, AS SERVICER OF

WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST

I, Ivan Szeftel, certify that:

1.             I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust;

2.             Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.             Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.             I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.             The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: 3/28/03

/s/ Ivan Szeftel

Ivan Szeftel
Chief Executive Officer

CERTIFICATION OF

CHIEF FINANCIAL OFFICER

OF

WORLD FINANCIAL NETWORK NATIONAL BANK, AS SERVICER OF

WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST

I, Daniel T. Groomes, certify that:

1.     I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of WFN Credit Company and  World Financial Network Credit Card Master Note Trust;

2.     Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.     Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.     I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.     The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: 3/28/03

/s/ Daniel T. Groomes

Daniel T. Groomes
Chief Financial Officer