Form 10-K
period 2003-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
filed 2004-03-30
CIK 1139552, 1140096

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.    20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from to

Commission file number    333-60418,   333-60418-01

WFN Credit Company, LLC
World Financial Network Credit Card Master Note Trust

(Exact name of registrant as specified in its charter)

Delaware	34-1772814
(State or other jurisdiction) of incorporation or organization)	(I.R.S. employer identification no.)

220 West Schrock Road Westerville, Ohio	43801
(Address of principal executive offices)	(Zip Code)

(614) 729-5044
(Phone number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K             (Not Applicable)

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Act). Yes  ☐    No  ☒

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

On August 21, 2001 the Trust issued: $702,000,000 Class A Floating Rate Asset Backed Notes, Series 2001-A; $76,500,000 Class B Floating Rate Asset Backed Notes, Series 2001-A; and $121,500,000 Class C Floating Rate Asset Backed Notes, Series 2001-A.  On November 7, 2002 the Trust issued: $468,000,000 Class A Series 2002-A Floating Rate Asset Backed Notes; $51,000,000 Class B Series 2002-A Floating Rate Asset Backed Notes; and $81,000,000 Class C

2

Series 2002-A Floating Rate Asset Backed Notes.  On December 18, 2002 the Trust issued the Class A Series 2002-VFN Floating Rate Asset Backed Notes and the Class B Series 2002-VFN Floating Rate Asset Backed Notes.  On June 19, 2003 the Trust issued: $100,000,000 Class A-1 Floating Rate Asset Backed Notes, Series 2003-A; and $40,000,000 Class C-1 Floating Rate Asset Backed Notes, Series 2003-A.  On August 14, 2003 the Trust issued: $368,000,000 Class A-2 Floating Rate Asset Backed Notes, Series 2003-A; $51,000,000 Class B Floating Rate Asset Backed Notes, Series 2003-A and $41,0000,000 Class C-2 Floating Rate Asset Backed Notes, Series 2003-A.

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

The Trust has issued four series of notes - Series 2001-A, Series 2002-A, Series 2002-VFN and Series 2003-A.  The Series 2001-A Class A Notes, Series 2001-A Class B Notes, Series 2002-A Class A Notes, Series 2002-A Class B Notes, Series 2002-A Class C Notes, Series 2003-A Class A-2 Notes, Series 2003-A Class B Notes, and the Series 2003-A Class C-2 Notes have been publicly issued.  The Series 2001-A Class C Notes, Series 2002-VFN, Class A Notes, Series 2003-A Class A-1 Notes, and the Series 2003-A Class C-1 Notes have been privately placed.  The Series 2002-VFN, Class B Notes were purchased by the transferor, WFN Credit Company, LLC

ITEM 2.          PROPERTIES

There is nothing to report with regard to this item.

ITEM 3.          LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

To the knowledge of the Trust, there is an over the counter market in the Trust’s Series 2001-A Class A and Class B Notes, the Series 2002-A Class A, Class B and Class C Notes, and the Series 2003-A Class A-2 and Class C-2 Notes although the frequency of transactions varies substantially over time.

3

ITEM 6.          SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust has sold four series of Notes secured by an undivided interest in the Trust assets.  Those Notes are outstanding as of December 31, 2003 (dollars in thousands):

Description	$ Issued	% of Trust Portfolio

Series 2001-A, Class A	$702,000	27.8%
Series 2001-A, Class B	76,500	3.0%
Series 2001-A, Class C	121,500	4.8%
Series 2002-A, Class A	468,000	18.5%
Series 2002-A, Class B	51,000	2.0%
Series 2002-A, Class C	81,000	3.2%
Series 2002-VFN	323,699	12.8%
Series 2003-A, Class A-1	100,000	4.0%
Series 2003-A, Class A-2	368,000	14.6%
Series 2003-A, Class B	51,000	2.0%
Series 2003-A, Class C-1	40,000	1.6%
Series 2003-A, Class C-2	41,000	1.6%

The Series 2001-A Class A Notes and Class B Notes have been publicly issued pursuant to the prospectus supplement dated August 9, 2001, and the prospectus, dated as of August 9, 2001.  The Series 2002-A Class A Notes, Class B Notes, and Class C Notes have been publicly issued pursuant to the prospectus supplement dated October 30, 2002 and the prospectus, dated as of October 15, 2002.  The Series 2003-A Class A-2 Notes, Class B Notes, and Class C-2 Notes have been publicly issued pursuant to the prospectus supplement dated August 8, 2003 and the prospectus, dated as of August 8, 2003.  The Series 2001-A Class C Notes, the Series 2002-VFN Notes, and the Series 2003-A Class A-1 Notes, and Class C-1 Notes have been privately placed.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

4

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cross Reference Sheet

5

INDEPENDENT AUDITORS’ REPORT

To the World Financial Network Credit Card Master Note Trust

We have audited the accompanying statements of assets and liabilities arising from cash transactions of the World Financial Network Credit Card Master Note Trust (the “Trust”) as of December 31, 2003 and 2002, and the related statements of distributable income arising from cash transactions for the years then ended.  These financial statements are the responsibility of the management of the Trust.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities arising from cash transactions of the Trust as of December 31, 2003 and 2002, and its distributable income arising from cash transactions for the years then ended, on the basis of accounting described in Note 1.

By:	/s/ Deloitte & Touche, LLP
Deloitte & Touche LLP
Columbus, Ohio
March 24, 2004

WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST

STATEMENTS OF ASSETS AND LIABILITIES ARISING FROM CASH TRANSACTIONS

(in thousands of dollars)

	December 31, 2003	December 31, 2002

Assets

Cash Available for Distribution	$414,078	$326,309

Credit Card Receivables	2,543,851	1,804,990

Total Assets	$2,957,929	$2,131,299

Liabilities

Income to be Distributed	$414,078	$326,309

Asset-backed Notes:
Series 2001-A	900,000	900,000
Series 2002-A	600,000	600,000
Series 2003-A	600,000	—
Series 2002-VFN	323,699	230,058
Transferor’s Interest	120,152	74,932

Total Liabilities	$2,957,929	$2,131,299

See accompanying Notes to Financial Statements.

WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST

STATEMENTS OF DISTRIBUTABLE INCOME ARISING FROM CASH TRANSACTIONS

(in thousands of dollars)

	Year Ended December 31, 2003	Year Ended December 31, 2002
Distributable Income
Allocable to Principal	$4,381,412	$2,118,795
Allocable to Interest	624,124	284,291

Total Distributable Income	$5,005,536	$2,403,086

Income Distributed
Distribution of Principal to Purchase New Receivables	$4,016,410	$1,827,704
Interest Paid on Asset Backed Notes	93,096	51,362
Servicing Fees	40,143	18,800
Distribution to Purchase New Receivables for Amounts Previously Written-off	201,869	96,784
Distribution on Transferor’s Interest	239,940	82,127

Income Distributed	$4,591,458	$2,076,777

Excess of Distributable Income over Income Distributed (Distributed January 15, 2004 and January 15, 2003 respectively)	$414,078	$326,309

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

The financial statements of the Trust are prepared on a cash basis of accounting which differs from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to noteholders are recognized when paid rather than when the obligation is incurred.  The statement of assets and liabilities arising from cash transactions as of December 31, 2003 reflects the amounts to be distributed on January 15, 2004, which represents the distribution of income received by the Trust for the period December 1 through December 31, 2003.

NOTE 2.        Sale of Notes

The Trust may issue from time to time asset-backed notes in one or more Series, which will consist of one or more classes of certificates, representing an undivided ownership interest in the Collateral Certificates.  As of December 31, 2003 the Trust had issued and had outstanding the following notes, representing the indicated undivided interest in the Collateral Certificates:

Description	$ Issued	% of Trust Portfolio

Series 2001-A, Class A	$702,000	27.8%
Series 2001-A, Class B	76,500	3.0%
Series 2001-A, Class C	121,500	4.8%
Series 2002-A, Class A	$468,000	18.5%
Series 2002-A, Class B	51,000	2.0%
Series 2002-A, Class C	81,000	3.2%
Series 2002 VFN	323,699	12.8%
Series 2003-A, Class A-1	$100,000	4.0%
Series 2003-A, Class A-2	$368,000	14.6%
Series 2003-A, Class B	$51,000	2.0%
Series 2003-A, Class C-1	$40,000	1.6%
Series 2003-A, Class C-2	$41,000	1.6%

The Series 2001-A Class A Notes and Class B Notes were publicly issued pursuant to a prospectus supplement dated August 9, 2001, and the prospectus, dated as of August 9, 2001.  The Series 2002-A Class A, Class B, and Class C Notes were publicly issued pursuant to a prospectus supplement dated October 30, 2002, and the prospectus dated as of October 15, 2002.  The Series 2003-A Class A-2 Notes, Class B Notes and the Class C-2 Notes were publicly issued pursuant to the prospectus supplement dated August 8, 2003, and the prospectus dated August 8, 2003.  The Series 2001-A, Class C Notes, Series 2002 VFN Notes, and the Series 2003-A, Class A-1 Notes and Class C-1 Notes were privately placed.  Collectively, holders of all Series are referred to as “Noteholders.”

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

NOTE 5.        Supplementary Financial Data (unaudited)

The following is a summary of distributable income for 2003 and 2002 arising from cash transactions (in thousands of dollars):

2003	Principal	Interest	Servicing Fees	Defaulted Receivables	Transferor’s Interest	Total

Undistributed at December 31, 2002	$291,091	$6,488	$2,700	$13,761	$12,269	$326,309

Quarter Ended:
March 31, 2003	975,589	20,258	9,025	44,297	62,124	1,111,293
June 30, 2003	939,302	21,756	10,481	53,073	57,402	1,082,014
September 30, 2003	1,084,277	26,484	10,750	52,995	66,191	1,240,697
December 31, 2003	1,091,154	27,551	11,046	56,513	58,959	1,245,223

Total	$4,381,413	$102,537	$44,002	$220,639	$256,945	$5,005,536

2002	Principal	Interest	Servicing Fees	Defaulted Receivables	Transferor’s Interest	Total

Undistributed at December 31, 2001	$148,107	$3,876	$1,500	$8,286	$5,736	$167,505

Quarter Ended:
March 31, 2002	446,123	11,979	4,500	23,537	22,664	508,803
June 30, 2002	442,253	12,130	4,500	23,903	17,864	500,650
September 30, 2002	428,875	12,262	4,500	20,400	20,606	486,643
December 31, 2002	653,437	17,602	6,500	34,419	27,527	739,485

Total	$2,118,795	$57,849	$21,500	$110,545	$94,397	$2,403,086

NOTE 6:        Fair Value of Financial Instruments

The fair value of the Trust’s credit card receivables approximate their carrying value due to the short maturity and average interest rates that approximate current market rates.

The fair value of the asset-backed Notes is estimated to be $2,431 million (carrying value of $2,424 million) as of December 31, 2003 and $1,727 million (carrying value of $1,730 million) as of December 31, 2002, based on quoted market prices or current market rates for similar securities with similar remaining maturities and interest rates.  (See also Note 7)

NOTE 7:        INTEREST SWAPS

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

In June 2003, the Trust entered into two additional interest rate swap agreements with Morgan with a total notional amount of $140.0 million.  The interest rate swaps effectively change the Trust’s interest rate exposure on $100 million and $40 million for 5 consecutive 1 year terms beginning in June 2003 to a fixed rate as shown in the schedule below.  In August 2003, the Trust entered into three additional interest rate swap agreements with Morgan with a total notional amount of $460.0 million.  The interest rate swaps effectively change the Trust’s interest rate exposure on $368 million, $51 million and $41 million for 5 consecutive 1 year terms beginning in August 2003 as shown in the schedule below.

(in $000’s) Notional Amount	For each period		Fixed Rate
	From and Including	To but Excluding

$100,000	June 19, 2003	June 15, 2004	4.07%
$100,000	June 15, 2004	June 15, 2005	3.37%
$100,000	June 15, 2005	June 15, 2006	2.67%
$100,000	June 15, 2006	June 15, 2007	1.97%
$100,000	June 15, 2007	May 15, 2008	1.27%
$100,000	May 15, 2008	—	2.68%

$40,000	June 19, 2003	June 15, 2004	4.70%
$40,000	June 15, 2004	June 15, 2005	3.70%
$40,000	June 15, 2005	June 15, 2006	2.70%
$40,000	June 15, 2006	June 15, 2007	1.70%
$40,000	June 15, 2007	June 16, 2008	0.70%
$40,000	June 16, 2008	—	2.70%

$368,000	August 14, 2003	June 15, 2004	4.12%
$368,000	June 15, 2004	June 15, 2005	3.79%
$368,000	June 15, 2005	June 15, 2006	3.46%
$368,000	June 15, 2006	June 15, 2007	3.13%
$368,000	June 15, 2007	May 15, 2008	2.80%
$368,000	May 15, 2008	—	3.47%

$51,000	August 14, 2003	June 15, 2004	4.50%
$51,000	June 15, 2004	June 15, 2005	3.98%
$51,000	June 15, 2005	June 15, 2006	3.45%
$51,000	June 15, 2006	June 15, 2007	2.93%
$51,000	June 15, 2007	May 15, 2008	2.40%
$51,000	May 15, 2008	—	3.45%

$41,000	August 14, 2003	June 15, 2004	5.20%
$41,000	June 15, 2004	June 15, 2005	4.36%
$41,000	June 15, 2005	June 15, 2006	3.51%
$41,000	June 15, 2006	June 15, 2007	2.67%
$41,000	June 15, 2007	June 16, 2008	1.82%
$41,000	June 16, 2008	—	3.51%

Management believes the counterparty will be able to perform under the terms of the interest rate swap agreements.  The notional amount of swaps, $900 million, $600 million, $140 million and $460 million as of December 31, 2003 will decrease with a corresponding decrease of the related securitized receivables.  The fair value of the interest rate swaps was estimated based on the monies the Trust would receive/(pay) if they terminated the agreements.

Notional Amount (Millions)	Swap Period	Variable Rate Received	Fixed Rate Paid	Fair Value (000’s)

$702.0	August 2, 2001 through June 16, 2008	USD-LIBOR-BBA	4.870%	$(17,262)

$76.5	August 2, 2001 through June 16, 2008	USD-LIBOR-BBA	4.870%	$(1,881)

$121.5	August 2, 2001 through June 16, 2008	USD-LIBOR-BBA	4.920%	$(3,379)

$468.0	November 7, 2002 through October 15, 2007	USD-LIBOR-BBA	3.520%	$(8,051)

$51.0	November 7, 2002 through October 15, 2007	USD-LIBOR-BBA	3.520%	$(877)

$81.0	November 7, 2002 through November 15, 2007	USD-LIBOR-BBA	3.560%	$(1,428)

$100.0	June 19, 2003 through May 15, 2008	USD-LIBOR-BBA	1.27% - 4.07%*	$3,052

$40.0	June 19, 2003 through June 16, 2008	USD-LIBOR-BBA	0.70% - 4.70%*	$1,374

$368.0	August 14, 2003 through May 15, 2008	USD-LIBOR-BBA	2.80% - 4.12%*	$(1,821)

$51.0	August 14, 2003 through May 15, 2008	USD-LIBOR-BBA	2.40% - 4.50%*	$(175)

$41.0	August 14, 2003 through June 16, 2008	USD-LIBOR-BBA	1.82% - 5.20%*	$(66)

* See previous table.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

No response required pursuant to Instruction to Item 14.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)     Listed below are the documents filed as part of this report:

(1)       The following exhibits are filed as part of this Annual Report.

31.1	Rule 13a-14(a)/15d-14(a) Certifications
31.2	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Rule 13a-14(b)/15d-14(b) Certifications
32.2	Rule 13a-14(b)/15d-14(b) Certifications
99.1	Annual Servicer’s Certificate

b)    Reports on Form 8-K:

The following current reports on Form 8-K were filed for the fourth quarter of 2003:

Monthly Report	Date of Report

October 2003	November 17, 2003
November 2003	December 15, 2003
December 2003	January 15, 2004

c)     Omitted

d)    Omitted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank, on behalf of the Trust, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	World Financial Network Credit Card
Master Note Trust
World Financial Network National
Bank, as Servicer

Date: March 30, 2004	By:	Daniel T. Groomes
President

	By:	WFN Credit Company, LLC, as
Transferor

Date: March 30, 2004	By:	Daniel T. Groomes
President