Form 10-K
period 2006-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST
filed 2007-03-30
CIK 1139552, 1140096, 1282663

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
333-113669, 333-60418-01, 333-60418
(Commission File Number)
World Financial Network Credit Card Master Note Trust
(Exact Name of Issuing Entity as Specified in its Charter)
World Financial Network Credit Card Master Trust
(Exact Name of Issuer of the Collateral Certificate as Specified in its Charter)
WFN Credit Company, LLC
(Exact Name of Depositor as Specified in its Charter)
Delaware
(State of Organization of the Issuing Entity)
31-1772814
(I.R.S. Employer Identification No.)
220 West Schrock Road
Westerville, Ohio 43081
(614) 729-5044
(Address and Telephone Number of Principal Executive Office of Issuing Entity)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:       None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:       None
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):
Large Accelerated Filer: ☐            Accelerated Filer: ☐            Non-Accelerated Filer: ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Registrant does not have any voting or non-voting common equity, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.
Documents Incorporated by Reference. None.

INTRODUCTORY NOTE
This Annual Report on Form 10-K (the “Report”) is filed with respect to World Financial Network Credit Card Master Trust (the “Master Trust”) and World Financial Network Credit Card Master Note Trust (the “Note Trust”). The Master Trust was formed pursuant to a Pooling and Servicing Agreement dated as of January 17, 1996, first amended and restated as of September 17, 1999, and amended and restated a second time as of August 1, 2001 (as amended or supplemented, the “Pooling Agreement”), between WFN Credit Company, LLC as transferor (“Transferor”), World Financial Network National Bank, as servicer, and BNY Midwest Trust Company, as trustee (the “Master Trust Trustee”). The Master Trust was formed for the purpose of acquiring certain trust assets and issuing asset backed certificates under the Pooling Agreement and one or more supplements thereto. The property of the Master Trust includes receivables arising under private label credit card programs for a number of national retail and catalogue entities (the “Receivables”).
The Note Trust is a statutory trust formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement, dated as of August 1, 2001 (the “Trust Agreement”), between the Transferor and Chase Bank USA, National Association (the “Owner Trustee”). The Note Trust was formed for the purpose of acquiring certain trust assets and issuing asset backed notes under the Master Indenture dated as of August 1, 2001 (as amended or supplemented, the “Indenture”) between the Note Trust and BNY Midwest Trust Company, as indenture trustee (the “Indenture Trustee”), and one or more supplements thereto. The property of the Note Trust includes World Financial Network Credit Card Master Trust Collateral Certificates (“Collateral Certificates”) representing an undivided interest in Receivables and other property related thereto held by the Master Trust.
On November 7, 2002 the Note Trust issued: $468,000,000 Class A Series 2002-A Floating Rate Asset Backed Notes; $51,000,000 Class B Series 2002-A Floating Rate Asset Backed Notes; and $81,000,000 Class C Series 2002-A Floating Rate Asset Backed Notes. On December 18, 2002, the Note Trust issued the Class A Series 2002-VFN Floating Rate Asset Backed Notes and the Class B Series 2002-VFN Floating Rate Asset Backed Notes. On June 19, 2003 the Note Trust issued: $100,000,000 Class A-1 Floating Rate Asset Backed Notes, Series 2003-A; and $40,000,000 Class C-1 Floating Rate Asset Backed Notes, Series 2003-A. On August 14, 2003 the Note Trust issued: $368,000,000 Class A-2 Floating Rate Asset Backed Notes, Series 2003-A; $51,000,000 Class B Floating Rate Asset Backed Notes, Series 2003-A and $41,000,000 Class C-2 Floating Rate Asset Backed Notes, Series 2003-A. On May 19, 2004, the Note Trust issued: $390,000,000 Class A Floating Rate Asset Backed Notes, Series 2004-A; $42,500,000 Class B Floating Rate Asset Backed Notes, Series 2004-A; and $67,500,000 Class C Floating Rate Asset Backed Notes, Series 2004-A. On September 22, 2004, the Note Trust issued: $355,500,000 Class A Floating Rate Asset Backed Notes, Series 2004-C; $16,875,000 Class M Floating Rate Asset Backed Notes, Series 2004-C; $21,375,000 Class B Floating Rate Asset Backed Notes, Series 2004-C; and $56,250,000 Class C Floating Rate Asset Backed Notes, Series 2004-C. On April 28, 2006, the Note Trust issued $395,000,000 Class A Floating Rate Asset Backed Notes, Series 2006-A, $18,750,000 Class M Floating Rate Asset Back Notes, $23,750,000 Class B Floating Rate Asset Back Notes and $62,500,000 Class C Floating Rate Asset Backed Notes (collectively, the “Series 2006-A Notes”).
The Series 2002-VFN Class A Notes, Series 2003-A Class A-1 Notes, Series 2003-A Class C-1 Notes, 2004-C Class C Notes and Series 2006-A Notes have been privately placed. The Series 2002-VFN Class B Notes were purchased by the Transferor.
In no-action letters issued to a variety of issuers of pass-through securities representing ownership interests in trusts established by financial and retailing institutions, whose principal assets are receivables generated under consumer credit accounts owned by such institutions and transferred to such trusts, the Division of Corporate Finance has stated that it would not raise any objection if the servicer or depositor of the trust, on behalf of the trust, files its Annual Report on Form 10-K in accordance with a specified format. See, e.g., Sears Credit Account Master Trust II (August 24, 1995); Mercantile Credit Card Master Trust (August 23, 1995).

PART I
Item 1B. Unresolved Staff Comments
Item 3. Legal Proceedings
PART II
Item 9B. Other Information
PART III
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
PART IV
Item 15. Exhibits And Financial Statement Schedules
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information)
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers)
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information)
Item 1117 of Regulation AB. Legal Proceedings
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Item 1122 of Regulation AB Compliance with Applicable Servicing Criteria
Item 1123 of Regulation AB. Servicer Compliance Statement
SIGNATURES
EXHIBIT INDEX
Certification of Depositor
Annual Servicer's Certificate
Report on Assessment of Compliance
Report on Assessment of Compliance
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm

PART I
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:
(A)	Item 1: Business

(B)	Item 1A: Risk Factors

(C)	Item 2: Properties

(D)	Item 4: Submission of Matters to a Vote of Security Holders
Item 1B. Unresolved Staff Comments.
     Not applicable.
Item 3. Legal Proceedings
(a) There were no material legal proceedings involving the Registrants, or to the extent relating to the Master Trust, the Note Trust or the assets of the Master Trust or the Note Trust, the Master Trust Trustee or the Indenture Trustee, the Transferor, the Servicer or the Owner Trustee, which were pending at December 31, 2006 or as of the date of this report, other than ordinary routine litigation involving the assets of the Master Trust or the duties of the Indenture Trustee, the Owner Trustee, the Servicer or the Transferor.
(b) Not applicable.
PART II
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:
(A)	Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(B)	Item 6: Selected Financial Data

(C)	Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation

(D)	Item 7A: Quantitative and Qualitative Disclosures about Market Risk

(E)	Item 8: Financial Statements and Supplementary Data

(F)	Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(G)	Item 9A: Controls and Procedures
Item 9B. Other Information.
     None.
PART III
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:
(A)	Item 10: Directors and Executive Officers of the Registrant

(B)	Item 11: Executive Compensation

(C)	Item 13: Certain Relationships and Related Transactions

(D)	Item 14: Principal Accountant Fees and Services
Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Transferor owns 100% of the Transferor Interest issued by the Note Trust pursuant to the Trust Agreement. Each publicly offered class of the Note Trust’s Notes is represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.
PART IV
Item 15. Exhibits And Financial Statement Schedules.
(a)	(1) Not Applicable.

(2) Not Applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.
The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).
Not applicable.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).
Not applicable.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).
Not applicable.
Item 1117 of Regulation AB. Legal Proceedings.
Not applicable.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Not applicable.

Item 1122 of Regulation AB Compliance with Applicable Servicing Criteria.
Not applicable.
Item 1123 of Regulation AB. Servicer Compliance Statement.
Not applicable.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on behalf of the registrants by the undersigned, thereunto duly authorized.
     Date: March 23, 2007

WFN CREDIT COMPANY, LLC, as Depositor

By:	/s/ Daniel T. Groomes

Name: Daniel T. Groomes
Title: President

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation for WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement, filed on May 8, 2001 (No. 333-60418-00 and 333-60418-01)).

Exhibit 3.2	Amended and Restated Limited Liability Company Agreement for WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.1	Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.2	Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003).

Exhibit 4.3	Series 2002-A Indenture Supplement, dated as of November 7, 2002, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002.

Exhibit 4.4	Series 2003-A Indenture Supplement, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 28, 2003).

Exhibit 4.5	Series 2004-A Indenture Supplement, dated as of May 19, 2004, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on May 27, 2004).

Exhibit 4.6	Series 2004-C Indenture Supplement, dated as of September 22, 2004,

between World Financial Network Credit Card Master Note Trust, as issuer and BNY Midwest Trust Company, as indenture trustee (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on September 24, 2003).

Exhibit 4.7	Transfer and Servicing Agreement, dated as of August 1, 2001 between WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.8	First Amendment to Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002).

Exhibit 4.9	Third Amendment to Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 4, 2004).

Exhibit 4.10	Fourth Amendment to Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 5, 2005).

Exhibit 4.11	Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.12	Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.5 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on August 31, 2001).

Exhibit 4.13	Second Amended and Restated Pooling and Servicing Agreement, as amended and restated a second time on August 1, 2001, between WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.6 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.14	Second Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, between WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 4, 2004).

Exhibit 4.15	Third Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, between WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 5, 2005).

Exhibit 4.16	Collateral Series Supplement, dated as of August 21, 2001, between WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.7 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.17	First Amendment to Collateral Series Supplement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002).

Exhibit 4.18	Collateral Certificate No.2 (incorporated by reference to Exhibit 4.12 of Registrant’s Registration Statement, filed on March 17, 2004 (Nos. 333-113669, 333-113669-01 and 333-113669-2).

Exhibit 31.1	Certification of Depositor.

Exhibit 99.1	Annual Servicer’s Certificate of World Financial Network National Bank.
Exhibit 99.2	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria of World Financial Network National Bank for the year ended December 31, 2006.

Exhibit 99.3	Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria of ADS Alliance Data Systems, Inc. (“ADS”) for the year ended December 31, 2006.

Exhibit 99.4	Report of Independent Registered Public Accounting Firm on Management’s Assertions with respect to the Servicer.

Exhibit 99.5	Report of Independent Registered Public Accounting Firm on Management’s Assertions with respect to ADS.