Form 10-K
period 2012-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST
filed 2013-03-29
CIK 1139552, 1140096, 1282663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

333-166240, 333-113669, 333-60418-01, 333-60418
(Commission File Number)

World Financial Network Credit Card Master Note Trust
(Exact Name of Issuing Entity as Specified in its Charter)

World Financial Network Credit Card Master Trust
(Exact Name of Issuer of the Collateral Certificate as Specified in its Charter)

WFN Credit Company, LLC
(Exact Name of Depositor as Specified in its Charter)

Comenity Bank
(Exact Name of Sponsor as Specified in its Charter)

Delaware
(State of Organization of the Registrant)

31-1772814
(I.R.S. Employer Identification No.)

One Righter Parkway, Suite 100
Wilmington, Delaware 19803
(302) 529-6140
(Address and Telephone Number of Principal Executive Office of Registrant)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Documents Incorporated by Reference.  None.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1:	Business

Item 1A:	Risk Factors

Item 2:	Properties

Item 3:	Legal Proceedings

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 4.  Mine Safety Disclosures.

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1112(b) of Regulation AB: Significant obligors of pool assets (Financing information).

Not applicable.

Item 1114(b)(2) of Regulation AB: Credit enhancement and other support, except for certain derivatives instruments (Financial information).

Not applicable.

Item 1115(b) of Regulation AB: Certain derivatives instruments (Financial information).

Not applicable.

Item 1117 of Regulation AB: Legal proceedings.

There are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of Union Bank, N.A. (“Union Bank”), as indenture trustee (the “Indenture Trustee”) or as trustee for World Financial Network Credit Card Master Trust, The Bank of New York Mellon Trust Company, N.A., (“BNYMTC”), the prior indenture trustee and the prior trustee for World Financial Network Credit Card Master Trust, U.S. Bank Trust National Association, as owner trustee for the Issuing Entity  (the  “Owner Trustee”), Comenity Bank, as Servicer and Sponsor, WFN Credit Company, LLC, as Depositor, Comenity Servicing LLC, as sub-servicer, or ADS Alliance Data Systems, Inc., as sub-servicer, or of which any property of the foregoing is subject, that are material to holders of the Notes issued by the issuing entity.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Item 6:	Selected Financial Data

Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

Item 8:	Financial Statements and Supplementary Data

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A:	Controls and Procedures

Item 9B.  Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 10:	Directors, Executive Officers and Corporate Governance

Item 11:	Executive Compensation

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Item 14:	Principal Accountant Fees and Services

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Comenity Bank, ADS Alliance Data Systems, Inc. (“ADS”), Union Bank and BNYMTC (each, a  “Servicing Participant”) have each been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the issuing entity.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K.   Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants, except as set forth in the immediately following paragraph.

The Servicing Report of BNYMTC identified the following material instances of noncompliance by BNYMTC with the applicable servicing criteria:

•
1122(d)(3)(i): Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (B) Provide information calculated in accordance with the terms specified in the transaction agreements.  During the reporting period, certain reports to investors contained information that was not calculated in accordance with the terms specified in the transaction agreements.  However, when management becomes aware that such changes are necessary, the applicable investor reports are revised to reflect payment adjustments made and are maintained in accordance with the terms specified in the transaction agreements.

•
1122(d)(3)(ii): Amounts due to investors are allocated and remitted in accordance with time frames, distribution priority and other terms set forth in the transaction agreements. With respect to certain remittances during the reporting period, amounts due to investors were not allocated and remitted in accordance with the distribution priority and other terms set forth in the transaction agreements.  However, when management becomes aware that such changes are necessary, the applicable payments are adjusted and revisions are made to ensure that future payments will be allocated and remitted in accordance with the distribution priority and other terms set forth in the transaction agreements.

As set forth in Exhibit 33.3 to this Form 10-K, BNYMTC has notified the registrant that KPMG LLP’s testing of items 1122(d)(3)(i) and 1122(d)(3)(ii) was performed on a statistical sample, which included World Financial Network Credit Card Master Note Trust; however, such tests did not uncover any errors or omissions relating to the World Financial Network Credit Card Master Note Trust transactions.  Comenity Bank believes that no material impact to the noteholders resulted from the instances of noncompliance described above.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of Comenity Bank and ADS Alliance Data Systems, Inc. has completed a Statement of Compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of such servicer.  Each Compliance Statement is attached as an exhibit to this 10-K.

PART IV

Item 15. Exhibits And Financial Statement Schedules.

(a)	(1)	Not Applicable.

(2)	Not Applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2013

WFN CREDIT COMPANY, LLC, as depositor

By:	/s/ Timothy King
Name:	Timothy King
Title:	President, and as the senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation for WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of Registrant’s Registration Statement, filed on May 8, 2001 (No. 333-60418-00 and 333-60418-01)).

Exhibit 3.2
Amended and Restated Limited Liability Company Agreement of WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.1
Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.2
Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003).

Exhibit 4.3
Supplemental Indenture No. 1 to Master Indenture, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by World Financial Network Credit Card Master Trust on August 28, 2003).

Exhibit 4.4
Supplemental Indenture No. 2 to Master Indenture, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.5
Supplemental Indenture No. 3 to Master Indenture, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.6
Supplemental Indenture No. 4 to Master Indenture, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010).

Exhibit 4.7
Supplemental Indenture No. 5 to Master Indenture, dated as of February 20, 2013 between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.2 of the current report on form 8-K filed, by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on February 22, 2013).

Exhibit 4.8
Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among World Financial Network National Bank, World Financial Network Credit Card Master Note Trust, BNY Midwest Trust Company, as resigning indenture trustee and The Bank of New York Trust Company, N.A., as successor indenture trustee (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.9
Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, among Comenity Bank, World Financial Network Credit Card Master Note Trust, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 26, 2012).

Exhibit 4.10
Series 2009-B Indenture Supplement, dated as of August 13, 2009, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 17, 2009).

Exhibit 4.11
Series 2009-D Indenture Supplement, dated as of August 13, 2009, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 17, 2009).

Exhibit 4.12
Series 2010-A Indenture Supplement, dated as of July 8, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 14, 2010).

Exhibit 4.13
Series 2011-A Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

Exhibit 4.14
Series 2011-B Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

Exhibit 4.15
Series 2012-A Indenture Supplement, dated as of April 12, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on April 16, 2012).

Exhibit 4.16
Series 2012-B Indenture Supplement, dated July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A., successor to The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 23, 2012).

Exhibit 4.17
Series 2012-C Indenture Supplement, dated July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 23, 2012).

Exhibit 4.18
Series 2012-D Indenture Supplement, dated October 5, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on October 10, 2012).

Exhibit 4.19
Series 2013-A Indenture Supplement, dated February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on February 22, 2013).

Exhibit 4.20
Transfer and Servicing Agreement, dated as of August 1, 2001 among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.21
First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002).

Exhibit 4.22
Third Amendment to Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 4, 2004).

Exhibit 4.23
Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 5, 2005).

Exhibit 4.24
Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007 among World Financial Network National Bank,  WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.25
Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 31, 2007).

Exhibit 4.26
Seventh Amendment to the Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010).

Exhibit 4.27
Eighth Amendment to the Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2011).

Exhibit 4.28
Ninth Amendment to the Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank (formerly known as World Financial Network National Bank), WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

Exhibit 4.29
Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010).

Exhibit 4.30
Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.31
Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.5 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on August 31, 2001).

Exhibit 4.32
First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank  (incorporated by reference to Exhibit 4.1 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on July 31, 2009).

Exhibit 4.33
Service Agreement, effective as of March 1, 2013, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on March 7, 2013).

Exhibit 4.34
Amendment to the Second Amended and Restated Service Agreement, dated as of April 1, 2006, between ADS Alliance Data Systems, Inc. and World Financial Network National Bank (incorporated by reference to Exhibit 4.18 of Registrant’s Registration Statement on June 11, 2007 (No. 333-133170)).

Exhibit 4.35
Second Amended and Restated Pooling and Servicing Agreement, as amended and restated a second time on August 1, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.6 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.36
Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 4, 2004).

Exhibit 4.37
Third Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, between WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 5, 2005).

Exhibit 4.38
Fourth Amendment to the Second Amended And Restated Pooling and Servicing Agreement, dated as of June 13, 2007 among World Financial Network National Bank, WFN Credit Company, LLC, and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.39
Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 31, 2007).

Exhibit 4.40
Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.41
Seventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the current report Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010).

Exhibit 4.42
Eighth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank (formerly known as World Financial Network National Bank), WFN Credit Company, LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

Exhibit 4.43
Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC  and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010).

Exhibit 4.44
Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among WFN Credit Company, LLC, BNY Midwest Trust Company and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.45
Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, among WFN Credit Company, LLC, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 26, 2012).

Exhibit 4.46
Collateral Series Supplement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.7 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.47
First Amendment to Collateral Series Supplement, dated as of November 7, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002).

Exhibit 4.48	Collateral Certificate No.2 (incorporated by reference to Exhibit 4.12 of Registrant’s Registration Statement, filed on March 17, 2004 (Nos. 333-113669, 333-113669-01 and 333-113669-02).

Exhibit 4.49
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010).

Exhibit 4.50
Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank (formerly known as World Financial Network National Bank) and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.2 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

Exhibit 4.51
Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank  and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.2 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010).

Exhibit 31.1	Certification of Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2010 to and including December 31, 2010.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Comenity Bank.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of ADS Alliance Data Systems, Inc.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of The Bank of New York Mellon Trust Company, N.A.

Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Union Bank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of Comenity Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of ADS Alliance Data Systems, Inc.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP on behalf of The Bank of New York Mellon Trust Company, N.A.

Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of Union Bank, N.A.

Exhibit 35.1	Servicing Compliance Statement of Comenity Bank.

Exhibit 35.2	Servicing Compliance Statement of ADS Alliance Data Systems, Inc.