Form 10-K
period 2013-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST
filed 2014-03-25
CIK 1139552, 1140096, 1282663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

333-166240, 333-113669, 333-60418-01, 333-60418, 333-189182, 333-189182-01
(Commission File Numbers)

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

Item 1117 of Regulation AB: Legal proceedings.

There are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of Union Bank, N.A. (“Union Bank”), as indenture trustee (the “Indenture Trustee”) or as trustee for World Financial Network Credit Card Master Trust, U.S. Bank Trust National Association, as owner trustee for the Issuing Entity  (the  “Owner Trustee”), Comenity Bank, as Servicer and Sponsor, WFN Credit Company, LLC, as Depositor, or Comenity Servicing LLC, as sub-servicer, or of which any property of the foregoing is subject, that are material to holders of the Notes issued by the issuing entity.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Comenity Bank, Comenity Servicing LLC and  Union Bank (each, a  “Servicing Participant”) have each been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the issuing entity.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K.   Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of Comenity Bank and Comenity Servicing LLC has completed a Statement of Compliance with applicable servicing criteria (a “Compliance Statement”) signed by an authorized officer of such servicer.  Each Compliance Statement is attached as an exhibit to this 10-K.

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

Date:  March 25, 2014

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

Exhibit 4.11
Series 2011-A Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

Exhibit 4.12
Series 2011-B Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

Exhibit 4.13
Series 2012-A Indenture Supplement, dated as of April 12, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on April 16, 2012).

Exhibit 4.14
Series 2012-B Indenture Supplement, dated July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A., successor to The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 23, 2012).

Exhibit 4.15
Series 2012-C Indenture Supplement, dated July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 23, 2012).

Exhibit 4.16
Series 2012-D Indenture Supplement, dated October 5, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on October 10, 2012).

Exhibit 4.17
Series 2013-A Indenture Supplement, dated February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on February 22, 2013).

Exhibit 4.18
Series 2013-B Indenture Supplement, dated May 21, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 24, 2013).

Exhibit 4.19
Series 2014-A Indenture Supplement, dated February 19, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Master Note Trust on February 21, 2014).

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

Exhibit 4.34
First Amendment to Amended and Restated Service Agreement, dated as of September 9, 2013, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on September 9, 2013).

Exhibit 4.35
Second Amendment to Amended and Restated Service Agreement, dated as of March 1, 2014, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on March 1, 2014).

Exhibit 4.36
Second Amended and Restated Pooling and Servicing Agreement, as amended and restated a second time on August 1, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.6 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.37
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

Exhibit 4.38
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

Exhibit 4.39
Fourth Amendment to the Second Amended And Restated Pooling and Servicing Agreement, dated as of June 13, 2007 among World Financial Network National Bank, WFN Credit Company, LLC, and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.40
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

Exhibit 4.41
Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.42
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

Exhibit 4.43
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

Exhibit 4.44
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

Exhibit 4.45
Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among WFN Credit Company, LLC, BNY Midwest Trust Company and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.46
Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, among WFN Credit Company, LLC, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 26, 2012).

Exhibit 4.47
Collateral Series Supplement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.7 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.48
First Amendment to Collateral Series Supplement, dated as of November 7, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002).

Exhibit 4.49	Collateral Certificate No.2 (incorporated by reference to Exhibit 4.12 of Registrant’s Registration Statement, filed on March 17, 2004 (Nos. 333-113669, 333-113669-01 and 333-113669-02).

Exhibit 4.50
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010).

Exhibit 4.51
Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank (formerly known as World Financial Network National Bank) and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.2 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on November 9, 2011).

Exhibit 4.52
Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank  and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.2 of the current report Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010).

Exhibit 31.1	Certification of Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the period from and including January 1, 2010 to and including December 31, 2010.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Comenity Bank.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Comenity Servicing LLC.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Union Bank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of Comenity Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of Comenity Servicing LLC.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of Union Bank N.A.

Exhibit 35.1	Servicing Compliance Statement of Comenity Bank.

Exhibit 35.2	Servicing Compliance Statement of Comenity Servicing LLC.