Form 10-K
period 2014-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST
filed 2015-03-31
CIK 1139552, 1140096, 1282663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________
FORM 10-K
(Mark One)
☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2014.
or
☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
333-166240, 333-166240-01, 333-166240-02, 333-188583, 333-188583-01,
333-189182, 333-189182-01, 333-189182-02
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
31-1772814
  (I.R.S. Employer Identification No.)
3100 Easton Square Place, #3108, Columbus, Ohio, 43219
(614)-729-5044

 (Address and Telephone Number of Principal Executive Office of Registrant)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:                        None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:                        None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer:   ☐    Accelerated Filer:   ☐    Non-Accelerated Filer: ☒    Smaller Reporting Company   ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

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

Item 1117 of Regulation AB: Legal proceedings.
There are no legal proceedings pending or proceedings known to be contemplated by governmental authorities against any of MUFG Union Bank, N.A. ("Union Bank"), either as indenture trustee for the issuing entity or as trustee for World Financial Network Credit Card Master Trust, U.S. Bank Trust National Association, as owner trustee for the issuing entity, Comenity Bank, as Servicer and Sponsor, WFN Credit Company, LLC, as Depositor, or Comenity Servicing LLC, as sub-servicer, or of which any property of the foregoing is subject, that are material to holders of the Notes issued by the issuing entity.

PART II
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:
Item 5:	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6:	Selected Financial Data
Item 7:	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk
Item 8:	Financial Statements and Supplementary Data
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A:	Controls and Procedures
Item 9B.  Other Information.
None.

PART III
THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:
Item 10:	Directors, Executive Officers and Corporate Governance
Item 11:	Executive Compensation
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13:	Certain Relationships and Related Transactions, and Director Independence
Item 14:	Principal Accounting Fees and Services
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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Each of Comenity Bank, Comenity Servicing LLC and  Union Bank (each, a  "Servicing Participant") has been identified by the registrant as a party participating in the servicing function with respect to more than 5% of the pool assets held by the issuing entity.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a "Servicing Report"), which Servicing Reports are attached as exhibits to this Form 10-K.  In addition, each Servicing Participant has provided an attestation report (each, an "Attestation Report") by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K.   Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

Item 1123 of Regulation AB: Servicer Compliance Statement.
Each of Comenity Bank and Comenity Servicing LLC has completed a Statement of Compliance with applicable servicing criteria (a "Compliance Statement") signed by an authorized officer of such servicer.  Each Compliance Statement is attached as an exhibit to this 10-K.

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
Date:  March 31, 2015
WFN CREDIT COMPANY, LLC, as Depositor

By:	/s/ Timothy King
Name: Title:	Timothy King President, and as the senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10‑K.

EXHIBIT INDEX
Exhibit 3.1	Certificate of Formation for WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement, filed on May 8, 2001 (No. 333-60418-00 and 333-60418-01)).

Exhibit 3.2
Amended and Restated Limited Liability Company Agreement of WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

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

Exhibit 4.6
Supplemental Indenture No. 4 to Master Indenture, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010).

Exhibit 4.7
Supplemental Indenture No. 5 to Master Indenture, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on February 22, 2013).

Exhibit 4.8
Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among World Financial Network National Bank, World Financial Network Credit Card Master Note Trust, BNY Midwest Trust Company, as resigning indenture trustee, and The Bank of New York Trust Company, N.A., as successor indenture trustee (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.9
Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, among Comenity Bank, World Financial Network Credit Card Master Note Trust, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 26, 2012).

Exhibit 4.10
Series 2010-A Indenture Supplement, dated as of July 8, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 14, 2010).

Exhibit 4.11
Series 2011-B Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 14, 2011).

Exhibit 4.12
Series 2012-A Indenture Supplement, dated as of April 12, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 16, 2012).

Exhibit 4.13
Series 2012-B Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A., successor to The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 23, 2012).

Exhibit 4.14
Series 2012-C Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 23, 2012).

Exhibit 4.15
Series 2012-D Indenture Supplement, dated as of October 5, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 10, 2012).

Exhibit 4.16
Series 2013-A Indenture Supplement, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on February 22, 2013).

Exhibit 4.17
Series 2013-B Indenture Supplement, dated as of May 21, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on May 24, 2013).

Exhibit 4.18
Series 2014-A Indenture Supplement, dated as of February 19, 2014, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on February 21, 2014).

Exhibit 4.19
Series 2014-B Indenture Supplement, dated as of July 18, 2014, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (formerly known as Union Bank, N.A.) (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 22, 2014).

Exhibit 4.20
Series 2014-C Indenture Supplement, dated as of November 7, 2014, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 13, 2014).

Exhibit 4.21
Transfer and Servicing Agreement, dated as of August 1, 2001 among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.22
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

Exhibit 4.23
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

Exhibit 4.24
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

Exhibit 4.25
Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.26
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

Exhibit 4.27
Seventh Amendment to the Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010).

Exhibit 4.28
Eighth Amendment to the Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 15, 2011).

Exhibit 4.29
Ninth Amendment to the Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank (formerly known as World Financial Network National Bank), WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 14, 2011).

Exhibit 4.30
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

Exhibit 4.31
Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.32
Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.5 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on August 31, 2001).

Exhibit 4.33
First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank  (incorporated by reference to Exhibit 4.1 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on July 31, 2009).

Exhibit 4.34
Amended and Restated Service Agreement, dated as of June 28, 2013, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 3, 2013).

Exhibit 4.35
First Amendment to Amended and Restated Service Agreement, dated as of September 9, 2013, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on September 11, 2013).

Exhibit 4.36
Second Amendment to the Amended and Restated Service Agreement, dated as of March 1, 2014, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on March 5, 2014).

Exhibit 4.37
Third Amendment to Amended and Restated Service Agreement, dated as of September 1, 2014, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on September 5, 2014).

Exhibit 4.38
Amendment to the Amended and Restated Service Agreement, dated as of February 25, 2015, between Comenity Servicing, LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on March 2, 2015).

Exhibit 4.39
Second Amended and Restated Pooling and Servicing Agreement, as amended and restated a second time on August 1, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.40
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

Exhibit 4.41
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

Exhibit 4.42
Fourth Amendment to the Second Amended And Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC, and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007).

Exhibit 4.43
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

Exhibit 4.44
Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.45
Seventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010).

Exhibit 4.46
Eighth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank (formerly known as World Financial Network National Bank), WFN Credit Company, LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 14, 2011).

Exhibit 4.47
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

Exhibit 4.48
Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among WFN Credit Company, LLC, BNY Midwest Trust Company and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008).

Exhibit 4.49
Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, among WFN Credit Company, LLC, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 26, 2012).

Exhibit 4.50
Collateral Series Supplement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.51
First Amendment to Collateral Series Supplement, dated as of November 7, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002).

Exhibit 4.52
Collateral Certificate No.3 (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 26, 2012).

Exhibit 4.53
Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001).

Exhibit 4.54
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010).

Exhibit 4.55
Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank (formerly known as World Financial Network National Bank) and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 14, 2011).

Exhibit 4.56
Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank  and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010).

Exhibit 31.1	Certification of Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Comenity Bank.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Comenity Servicing LLC.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of MUFG Union Bank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of Comenity Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of Comenity Servicing LLC.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP on behalf of MUFG Union Bank N.A.

Exhibit 35.1	Servicing Compliance Statement of Comenity Bank.

Exhibit 35.2	Servicing Compliance Statement of Comenity Servicing LLC.