Form 10-K
period 2015-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST
filed 2016-03-30
CIK 1139552, 1140096, 1282663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2015.
or
☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
World Financial Network Credit Card Master Note Trust
(Exact Name of Issuing Entity as Specified in its Charter)
Commission File Numbers of Issuing Entity: 333-166240-01, 333-188583-01 and 333-189182-01
Central Index Key Number of Issuing Entity: 0001282663

World Financial Network Credit Card Master Trust
(Exact Name of Issuer of the Collateral Certificate as Specified in its Charter)
Commission File Numbers of Issuer of the Collateral Certificate: 333-166240-02 and 333-189182-02
Central Index Key Number of Issuer of the Collateral Certificate: 0001140096

WFN Credit Company, LLC
(Exact Name of Depositor as Specified in its Charter)
Commission File Numbers of Depositor: 333-166240, 333-188583 and 333-189182
Central Index Key Number of Depositor: 0001139552

Comenity Bank
(Exact Name of Sponsor as Specified in its Charter)
Central Index Key Number of Sponsor: 0001007254

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
Date:  March 30, 2016
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

EXHIBIT INDEX
Exhibit 3.1	Certificate of Formation for WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement, filed on May 8, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 3.2
Amended and Restated Limited Liability Company Agreement of WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.1
Master Indenture, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.2
Omnibus Amendment, dated as of March 31, 2003, among WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on April 22, 2003 (No. 333-60418 and 333-60418-01)).

Exhibit 4.3
Supplemental Indenture No. 1 to Master Indenture, dated as of August 13, 2003, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by World Financial Network Credit Card Master Trust on August 28, 2003 (No. 333-60418-01)).

Exhibit 4.4
Supplemental Indenture No. 2 to Master Indenture, dated as of June 13, 2007, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007 (No. 333-60418 and 333-113669)).

Exhibit 4.5
Supplemental Indenture No. 3 to Master Indenture, dated as of May 27, 2008, between World Financial Network Credit Card Master Note Trust and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008 (No. 333-60418 and 333-113669)).

Exhibit 4.6
Supplemental Indenture No. 4 to Master Indenture, dated as of June 28, 2010, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.7
Supplemental Indenture No. 5 to Master Indenture, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on February 22, 2013 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.8
Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among World Financial Network National Bank, World Financial Network Credit Card Master Note Trust, BNY Midwest Trust Company, as resigning indenture trustee, and The Bank of New York Trust Company, N.A., as successor indenture trustee (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008 (No. 333-60418 and 333-113669)).

Exhibit 4.9
Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, among Comenity Bank, World Financial Network Credit Card Master Note Trust, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 26, 2012 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.10
Series 2011-B Indenture Supplement, dated as of November 9, 2011, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 14, 2011 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.11
Series 2012-A Indenture Supplement, dated as of April 12, 2012, between World Financial Network Credit Card Master Note Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 16, 2012 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.12
Series 2012-B Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A., successor to The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 23, 2012 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.13
Series 2012-C Indenture Supplement, dated as of July 19, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 23, 2012 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.14
Series 2012-D Indenture Supplement, dated as of October 5, 2012, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 10, 2012 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.15
Series 2013-A Indenture Supplement, dated as of February 20, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on February 22, 2013 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.16
Series 2013-B Indenture Supplement, dated as of May 21, 2013, between World Financial Network Credit Card Master Note Trust and Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on May 24, 2013 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.17
Series 2014-C Indenture Supplement, dated as of November 7, 2014, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 13, 2014 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.18
Series 2015-A Indenture Supplement, dated as of April 17, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 21, 2015 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.19
Series 2015-B Indenture Supplement, dated as of August 21, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 25, 2015 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.20
Series 2015-C Indenture Supplement, dated as of October 27, 2015, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 29, 2015 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.21
Transfer and Servicing Agreement, dated as of August 1, 2001 among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.22
First Amendment to the Transfer and Servicing Agreement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002 (No. 333-60418 and 333-60418-01)).

Exhibit 4.23
Third Amendment to Transfer and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 4, 2004 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.24
Fourth Amendment to the Transfer and Servicing Agreement, dated as of March 30, 2005, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 5, 2005 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.25
Fifth Amendment to the Transfer and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007 (No. 333-60418 and 333-113669)).

Exhibit 4.26
Sixth Amendment to the Transfer and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 31, 2007 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.27
Seventh Amendment to the Transfer and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.28
Eighth Amendment to the Transfer and Servicing Agreement, dated as of June 15, 2011, among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 15, 2011 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.29
Ninth Amendment to the Transfer and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank (formerly known as World Financial Network National Bank), WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 14, 2011 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.30
Supplemental Agreement to Transfer and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.31
Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.32
Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.5 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.33
First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank  (incorporated by reference to Exhibit 4.1 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on Form 8-K on July 31, 2009 (No. 333-60418 and 333-113669)).

Exhibit 4.34
Amended and Restated Service Agreement, dated as of June 28, 2013, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 3, 2013 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.35
First Amendment to Amended and Restated Service Agreement, dated as of September 9, 2013, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on September 11, 2013 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.36
Second Amendment to the Service Agreement, dated as of March 1, 2014, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on March 5, 2014 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.37
Third Amendment to Amended and Restated Service Agreement, dated as of September 1, 2014, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on September 5, 2014 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.38
Revised Fee Schedule, amending the Amended and Restated Service Agreement, dated February 25, 2015, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on March 2, 2015 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.39
Second Amended and Restated Pooling and Servicing Agreement, as amended and restated a second time on August 1, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.40
Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 4, 2004 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.41
Third Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, between WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 5, 2005 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.42
Fourth Amendment to the Second Amended And Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC, and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007 (No. 333-60418 and 333-113669)).

Exhibit 4.43
Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 31, 2007 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.44
Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008 (No. 333-60418 and 333-113669)).

Exhibit 4.45
Seventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.46
Eighth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank (formerly known as World Financial Network National Bank), WFN Credit Company, LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 14, 2011 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.47
Supplemental Agreement to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 9, 2010, among World Financial Network National Bank, WFN Credit Company, LLC  and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.48
Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among WFN Credit Company, LLC, BNY Midwest Trust Company and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008 (No. 333-60418 and 333-113669)).

Exhibit 4.49
Agreement of Resignation, Appointment and Acceptance, dated as of June 26, 2012, among WFN Credit Company, LLC, The Bank of New York Mellon Trust Company, N.A. and Union Bank, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 26, 2012 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.50
Collateral Series Supplement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.51
First Amendment to Collateral Series Supplement, dated as of November 7, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002 (No. 333-60418 and 333-60418-01)).

Exhibit 4.52
Collateral Certificate No.3 (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 26, 2012 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.53
Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.54
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.55
Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank (formerly known as World Financial Network National Bank) and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 14, 2011 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.56
Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank  and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010 (No. 333-60418 and 333-113669)).

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