Form 10-K
period 2016-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST
filed 2017-03-30
CIK 1139552, 1140096, 1282663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
or
☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
World Financial Network Credit Card Master Note Trust
 (Exact Name of Issuing Entity as Specified in its Charter)
Commission File Numbers of Issuing Entity: 333-166240-01, 333-188583-01, 333-189182-01 and 333-208463
Central Index Key Number of Issuing Entity: 0001282663

World Financial Network Credit Card Master Trust
(Exact Name of Issuer of the Collateral Certificate as Specified in its Charter)
Commission File Numbers of Issuer of the Collateral Certificate: 333-166240-02, 333-189182-02 and 333-208463-02
Central Index Key Number of Issuer of the Collateral Certificate: 0001140096

WFN Credit Company, LLC
(Exact Name of Depositor as Specified in its Charter)
Commission File Numbers of Depositor: 333-166240, 333-188583, 333-189182 and 333-208463-01
Central Index Key Number of Depositor: 0001139552

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

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:  March 30, 2017
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

Exhibit 4.8
Supplemental Indenture No. 6 to Master Indenture, dated as of July 6, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 8, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.9
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

Exhibit 4.10
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

Exhibit 4.17
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

Exhibit 4.18
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

Exhibit 4.19
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

Exhibit 4.20
Series 2016-A Indenture Supplement, dated as of July 27, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 28, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.21
Series 2016-B Indenture Supplement, dated as of September 22, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on September 23, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.22
Series 2016-C Indenture Supplement, dated as of November 3, 2016, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 4, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.23
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

Exhibit 4.24
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

Exhibit 4.25
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

Exhibit 4.26
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

Exhibit 4.27
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

Exhibit 4.28
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

Exhibit 4.29
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

Exhibit 4.30
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

Exhibit 4.31
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

Exhibit 4.32
Tenth Amendment to the Transfer and Servicing Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 8, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.33
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

Exhibit 4.34
Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.35
Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.5 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.36
First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank  (incorporated by reference to Exhibit 4.1 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on Form 8-K on July 31, 2009 (No. 333-60418 and 333-113669)).

Exhibit 4.37
Second Amended and Restated Service Agreement, dated as of May 10, 2016, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on May 16, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.38
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

Exhibit 4.39
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

Exhibit 4.40
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

Exhibit 4.41
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

Exhibit 4.42
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

Exhibit 4.43
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

Exhibit 4.44
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

Exhibit 4.45
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

Exhibit 4.46
Ninth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among Comenity Bank, WFN Credit Company, LLC and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on December 2, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).

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

Exhibit 4.52
Second Amendment to Collateral Series Supplement, dated as of July 6, 2016, among WFN Credit Company, LLC, Comenity Bank and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 8, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.53
Collateral Certificate No.3 (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 26, 2012 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.54
Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.55
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.56
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

Exhibit 4.57
Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 8, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.58
Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank  and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.59
Asset Representations Review Agreement, dated as of July 6, 2016, among Comenity Bank, WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and FTI Consulting, Inc. (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 8, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).

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