Form 10-K
period 2017-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
filed 2018-03-27
CIK 1139552, 1282663, 1140096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2017.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
World Financial Network Credit Card Master Note Trust
(Exact Name of Issuing Entity as Specified in its Charter)

Commission File Numbers of Issuing Entity: 333-166240-01, 333-189182-01 and 333-208463
Central Index Key Number of Issuing Entity: 0001282663

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

Commission File Numbers of Depositor: 333-166240, 333-189182 and 333-208463-01
Central Index Key Number of Depositor: 0001139552

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer: ☐	Accelerated Filer: ☐
Non-Accelerated Filer: ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
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

PART IV

Item 15. Exhibits And Financial Statement Schedules.

(a)           (1) Not Applicable.
(2) Not Applicable.
(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed below:

Exhibit 3.1	Certificate of Formation for WFN Credit Company, LLC (incorporated by reference to Exhibit 3.1 of Registrant's Registration Statement, filed on May 8, 2001 (No. 333-60418 and 333-60418-01)).

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

Exhibit 4.14
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

Exhibit 4.15
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

Exhibit 4.16
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

Exhibit 4.17
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

Exhibit 4.18
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

Exhibit 4.19
Series 2017-A Indenture Supplement, dated as of May 22, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on May 24, 2017 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.20
Series 2017-B Indenture Supplement, dated as of August 16, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 22, 2017 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.21
Series 2017-C Indenture Supplement, dated as of November 15, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 17, 2017 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.22
Series 2018-A Indenture Supplement, dated as of February 28, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on March 5, 2018 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.23
Omnibus Amendment, dated as of July 10, 2017, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 11, 2017 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.24
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

Exhibit 4.25
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

Exhibit 4.26
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

Exhibit 4.27
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

Exhibit 4.28
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

Exhibit 4.29
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

Exhibit 4.30
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

Exhibit 4.31
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

Exhibit 4.32
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

Exhibit 4.33
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

Exhibit 4.34
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

Exhibit 4.35
Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.36
Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.5 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.37
First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.1 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on Form 8-K on July 31, 2009 (No. 333-60418 and 333-113669)).

Exhibit 4.38
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

Exhibit 4.39
Revised Fee Schedule, amending the Second Amended and Restated Service Agreement, dated as of April 10, 2017, between Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 13, 2017 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.40
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

Exhibit 4.41
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

Exhibit 4.42
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

Exhibit 4.43
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

Exhibit 4.44
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

Exhibit 4.45
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

Exhibit 4.46
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

Exhibit 4.47
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

Exhibit 4.48
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

Exhibit 4.49
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

Exhibit 4.50
Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among WFN Credit Company, LLC, BNY Midwest Trust Company and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008 (No. 333-60418 and 333-113669)).

Exhibit 4.51
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

Exhibit 4.52
Collateral Series Supplement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.53
First Amendment to Collateral Series Supplement, dated as of November 7, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002 (No. 333-60418 and 333-60418-01)).

Exhibit 4.54
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

Exhibit 4.55
Collateral Certificate No.3 (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 26, 2012 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.56
Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.57
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.58
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

Exhibit 4.59
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

Exhibit 4.60
Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank  and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.61
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

(b)           See (a)(3) above for a list of exhibits filed in response to Item 601 of Regulation S-K.

(c)	None.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2018
WFN CREDIT COMPANY, LLC, as Depositor

By:/s/ Timothy King
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