Form 10-K/A
period 2018-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
filed 2019-09-04
CIK 1139552, 1282663, 1140096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________________
FORM 10-K/A
Amendment No. 1

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

Documents Incorporated by Reference.  None.

EXPLANATORY NOTE
This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on March 27, 2019, and is being filed for the purpose of filing a revised Appendix A to Exhibit 33.2 (Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Comenity Servicing LLC) to reflect a change to the explanatory footnote set forth therein.  Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, a new Exhibit 31.1 (Certification of Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) is being filed with this Form 10-K/A.
Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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
Date:  September 4, 2019
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