Form 10-K
period 2019-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
filed 2020-03-27
CIK 1139552, 1282663, 1140096

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
Commission File Numbers of Issuing Entity: 333-189182-01, 333-208463 and 333-230197-02
Central Index Key Number of Issuing Entity: 0001282663
World Financial Network Credit Card Master Trust
(Exact Name of Issuer of the Collateral Certificate as Specified in its Charter)
Commission File Numbers of Issuer of the Collateral Certificate: 333-189182-02, 333-208463-02 and 333-230197-01
Central Index Key Number of Issuer of the Collateral Certificate: 0001140096
WFN Credit Company, LLC
(Exact Name of Depositor as Specified in its Charter)
Commission File Numbers of Depositor: 333-189182, 333-208463-01 and 333-230197
Central Index Key Number of Depositor: 0001139552
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

Exhibit 4.12
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

Exhibit 4.13
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

Exhibit 4.14
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

Exhibit 4.15
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

Exhibit 4.16
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

Exhibit 4.17
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

Exhibit 4.18
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

Exhibit 4.19
Series 2019-B Indenture Supplement, dated as of June 26, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 28, 2019 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.20
Series 2019-C Indenture Supplement, dated as of September 18, 2019, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on September 20, 2019 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.21
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

Exhibit 4.22
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

Exhibit 4.23
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

Exhibit 4.24
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

Exhibit 4.25
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

Exhibit 4.26
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

Exhibit 4.27
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

Exhibit 4.28
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

Exhibit 4.29
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

Exhibit 4.30
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

Exhibit 4.31
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

Exhibit 4.32
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

Exhibit 4.33
Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.34
Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.5 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.35
First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.1 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on Form 8-K on July 31, 2009 (No. 333-60418 and 333-113669)).

Exhibit 4.36
Third Amended and Restated Service Agreement, dated as of April 23, 2019, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 23, 2019 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.37
First Addendum to Appendix A of Third Amended and Restated Service Agreement, dated as of September 19, 2019, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 1, 2019 (No. 333-60418, 333-113669 and 333-60418-01))

Exhibit 4.38
Second Addendum to Appendix A of Third Amended and Restated Service Agreement, dated as of October 16, 2019, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 1, 2019 (No. 333-60418, 333-113669 and 333-60418-01))

Exhibit 4.39
Amendment to Third Amended and Restated Service Agreement, dated as of February 20, 2020, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on February 25, 2020 (No. 333-60418, 333-113669 and 333-60418-01)).

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

Exhibit 4.50
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

Exhibit 4.52
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

Exhibit 4.55
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

Exhibit 4.56
Collateral Certificate No.3 (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 26, 2012 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.57
Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.58
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.59
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

Exhibit 4.60
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

Exhibit 4.61
Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank  and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.62
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
Date:  March 27th, 2020
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