Form 10-K
period 2020-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
filed 2021-03-22
CIK 1139552, 1282663, 1140096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________________
FORM 10-K

(Mark One)
☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.
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
Large Accelerated Filer:   ☐          Accelerated Filer:   ☐          Non-Accelerated Filer:   ☒          Smaller Reporting Company   ☐          Emerging Growth Company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
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

Exhibit 4.9
Supplemental Indenture No. 7 to Master Indenture, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 16, 2020 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.10
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

Exhibit 4.11
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

Exhibit 4.14
First Amendment to Series 2018-B Indenture Supplement, dated as of November 7, 2018, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 8, 2018 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.15
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

Exhibit 4.16
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

Exhibit 4.17
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

Exhibit 4.18
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

Exhibit 4.19
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

Exhibit 4.20
Omnibus Amendment, dated as of June 11, 2020, between World Financial Network Credit Card Master Note Trust and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 16, 2020 (No. 333-60418, 333-113669 and 333-60418-01)).

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

Exhibit 4.31
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

Exhibit 4.32
Amended and Restated Trust Agreement, dated as of August 1, 2001, between WFN Credit Company, LLC and Chase Manhattan Bank USA, National Association (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.33
Administration Agreement, dated as of August 1, 2001, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.5 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on Form 8-K on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.34
First Amendment to Administration Agreement, dated as of July 31, 2009, between World Financial Network Credit Card Master Note Trust and World Financial Network National Bank (incorporated by reference to Exhibit 4.1 of the current report filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on Form 8-K on July 31, 2009 (No. 333-60418 and 333-113669)).

Exhibit 4.35
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

Exhibit 4.36
First Addendum to Appendix A of Third Amended and Restated Service Agreement, dated as of September 19, 2019, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 1, 2019 (No. 333-60418, 333-113669 and 333-60418-01))

Exhibit 4.37
Second Addendum to Appendix A of Third Amended and Restated Service Agreement, dated as of October 16, 2019, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 1, 2019 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.38
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

Exhibit 4.39
First Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of April 28, 2020, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on May 4, 2020 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.40
Second Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of August 26, 2020, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.2 of the asset-backed issuer distribution report on Form 10-D filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust (No. 333-60418 and 333-113669)).

Exhibit 4.41
Third Addendum to Appendix A of Third Amended and Restated Service Agreement, as Amended, dated as of January 26, 2021, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on January 29, 2021 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.42
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

Exhibit 4.43
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

Exhibit 4.44
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

Exhibit 4.45
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

Exhibit 4.46
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

Exhibit 4.47
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

Exhibit 4.48
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

Exhibit 4.49
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

Exhibit 4.50
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

Exhibit 4.51
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

Exhibit 4.52
Eleventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 11, 2020, among Comenity Bank, WFN Credit Company, LLC and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 16, 2020 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.53
Twelfth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 27, 2020, among Comenity Bank, WFN Credit Company, LLC and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 30, 2020 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.54
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

Exhibit 4.55
Agreement of Resignation, Appointment and Acceptance, dated as of May 27, 2008, among WFN Credit Company, LLC, BNY Midwest Trust Company and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008 (No. 333-60418 and 333-113669)).

Exhibit 4.56
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

Exhibit 4.59
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

Exhibit 4.61
Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.62
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.63
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

Exhibit 4.64
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

Exhibit 4.65
Fourth Amendment to Receivables Purchase Agreement, dated as of June 11, 2020, between Comenity Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 16, 2020 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.66
Supplemental Agreement to Receivables Purchase Agreement, dated as of August 9, 2010, between World Financial Network National Bank  and WFN Credit Company, LLC (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on August 12, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.67
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
Date:  March 22, 2021
WFN CREDIT COMPANY, LLC, as Depositor

By: /s/ Timothy King
Name: Timothy King
Title: President and Chief Executive Officer, and as the senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10‑K.