Form 10-K
period 2022-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
filed 2023-03-21
CIK 1139552, 1282663, 1140096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2022.
or
□                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
World Financial Network Credit Card Master Note Trust
(Exact Name of Issuing Entity as Specified in its Charter)

Commission File Numbers of Issuing Entity:
333-264255-02
Central Index Key Number of Issuing Entity: 0001282663

World Financial Network Credit Card Master Trust
(Exact Name of Issuer of the Collateral Certificate as Specified in its Charter)

Commission File Numbers of Issuer of the Collateral Certificate:
333-264255-01
Central Index Key Number of Issuer of the Collateral Certificate: 0001140096

WFN Credit Company, LLC
(Exact Name of Depositor as Specified in its Charter)

Commission File Numbers of Depositor:
333-264255
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

Large Accelerated Filer:   □Accelerated Filer:    □

Non-Accelerated Filer: ☒Smaller Reporting Company   □
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
U.S. Bank National Association (“U.S. Bank”), as the indenture trustee, has provided the following information:
U.S. Bank and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage-backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.
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
On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.
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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Each of Comenity Bank, Comenity Servicing LLC and U.S. Bank National Association (each, a  “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to more than 5% of the pool assets held by the issuing entity during the reporting period to which this report on Form 10-K relates.  Each of the Servicing Participants has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K.   Neither the Servicing Reports nor the Attestation Reports have identified any material instances of noncompliance with the servicing criteria applicable to the Servicing Participants.

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

Exhibit 4.12
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

Exhibit 4.13
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

Exhibit 4.14
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

Exhibit 4.15
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

Exhibit 4.16
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

Exhibit 4.17
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

Exhibit 4.18
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

Exhibit 4.19
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

Exhibit 4.20
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

Exhibit 4.21
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

Exhibit 4.22
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

Exhibit 4.24
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

Exhibit 4.25
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

Exhibit 4.27
Fourth Amended and Restated Service Agreement, dated as of June 1, 2022, by and between Comenity Bank and Comenity Servicing LLC (incorporated by reference to Exhibit 99.2 of the current report on Form 10-D filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2022 (No. 333-60418 and 333-113669)).

Exhibit 4.28
First Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of July 29, 2022, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 4, 2022 (No. 333-60418, 333-60418-01 and 333-113669)).

Exhibit 4.29
Second Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of August 31, 2022, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on September 7, 2022 (No. 333-60418, 333-60418-01 and 333-113669)).

Exhibit 4.30
Third Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of October 7, 2022, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 12, 2022 (No. 333-60418, 333-60418-01 and 333-113669)).

Exhibit 4.31
Fourth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of October 31, 2022, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 2, 2022 (No. 333-60418, 333-60418-01 and 333-113669)).

Exhibit 4.32
Fifth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of November 30, 2022, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on December 1, 2022 (No. 333-60418, 333-60418-01 and 333-113669)).

Exhibit 4.33
Sixth Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of January 11, 2023, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on January 12, 2023 (No. 333-60418, 333-60418-01 and 333-113669)).

Exhibit 4.34
Seventh Addendum to Appendix A of Fourth Amended and Restated Service Agreement, dated as of January 31, 2023, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on February 2, 2023 (No. 333-60418, 333-60418-01 and 333-113669)).

Exhibit 4.35
First Amendment to Fourth Amended and Restated Service Agreement dated as of February 28, 2023, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on March 2, 2023 (No. 333-60418, 333-60418-01 and 333-113669)).

Exhibit 4.36
Eighth Addendum to Appendix A of Fourth Amended and Restated Service Agreement dated February 28, 2023, between Comenity Servicing LLC and Comenity Bank (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on March 2, 2023 (No. 333-60418, 333-60418-01 and 333-113669)).

Exhibit 4.37
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

Exhibit 4.38
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

Exhibit 4.39
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

Exhibit 4.40
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

Exhibit 4.41
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

Exhibit 4.42
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

Exhibit 4.43
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

Exhibit 4.44
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

Exhibit 4.45
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

Exhibit 4.46
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

Exhibit 4.47
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

Exhibit 4.48
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

Exhibit 4.53
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

Exhibit 4.54
Collateral Certificate No. 4 (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 24, 2021 (No. 333-60418, 333-113669 and 333-60418-01)).

Exhibit 4.55
Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).

Exhibit 4.56
First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010 (No. 333-60418 and 333-113669)).

Exhibit 4.57
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

Exhibit 4.58
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

Exhibit 4.59
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
Date:       March 20, 2023
WFN CREDIT COMPANY, LLC, as Depositor

By: __/s/Baron Schlachter_________________________
Name: Baron Schlachter Title: President and Chief Executive Officer, and as the senior officer in charge of securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10‑K.