Form 10-K
period 2025-12-31
WFN CREDIT CO LLC; WORLD FINANCIAL NETWORK CREDIT CARD MASTER NOTE TRUST; WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
filed 2026-03-19
CIK 1139552, 1282663, 1140096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2025.

or

☐                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

World Financial Network Credit Card Master Note Trust
(Exact Name of Issuing Entity as Specified in its Charter)
Commission File Numbers of Issuing Entity:
333-113669
Central Index Key Number of Issuing Entity: 0001282663

World Financial Network Credit Card Master Trust
(Exact Name of Issuer of the Collateral Certificate as Specified in its Charter)
Commission File Numbers of Issuer of the Collateral Certificate:
333-60418-01
Central Index Key Number of Issuer of the Collateral Certificate: 0001140096
WFN Credit Company, LLC
(Exact Name of Depositor as Specified in its Charter)

Commission File Numbers of Depositor:
333-60418
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

U.S. Bank National Association, a national banking association (“U.S. Bank”), as the indenture trustee, has provided the following information:
U.S. Bank and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.
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

Item 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A:    Quantitative and Qualitative Disclosures about Market Risk
Item 8:    Financial Statements and Supplementary Data
Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A:    Controls and Procedures

Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
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
Exhibit 4.34    Sixth Amended and Restated Service Agreement, dated as of January 1, 2025, by and between Comenity Bank and Comenity Servicing LLC (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on January 2, 2025 (No. 333-60418 and 333-113669)).
Exhibit 4.35    First Addendum to Sixth Amended and Restated Service Agreement, dated as of April 1, 2025, by and between Comenity Bank and Comenity Servicing LLC (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on April 3, 2025 (No. 333-60418 and 333-113669)).
Exhibit 4.36    Second Addendum to Sixth Amended and Restated Service Agreement, dated as of April 1, 2025, by and between Comenity Bank and Comenity Servicing LLC (incorporated by reference to Exhibit 99.2 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on April 3, 2025 (No. 333-60418 and 333-113669)).

Exhibit 4.37    Third Addendum to Sixth Amended and Restated Service Agreement, dated as of June 1, 2025, by and between Comenity Bank and Comenity Servicing LLC (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 3, 2025 (No. 333-60418 and 333-113669)).
Exhibit 4.38    Fourth Addendum to Sixth Amended and Restated Service Agreement, dated as of October 1, 2025, by and between Comenity Bank and Comenity Servicing LLC (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on October 2, 2025 (No. 333-60418 and 333-113669)).
Exhibit 4.39    Fifth Addendum to Sixth Amended and Restated Service Agreement, dated as of January 1, 2026, by and between Comenity Bank and Comenity Servicing LLC (incorporated by reference to Exhibit 99.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on January 5, 2026 (No. 333-60418 and 333-113669)).
Exhibit 4.40    Service Agreement, dated as of April 1, 2025, by and between Comenity Bank and Comenity Servicing LLC (incorporated by reference to Exhibit 99.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on April 3, 2025 (No. 333-60418 and 333-113669)).
Exhibit 4.41    Second Amended and Restated Pooling and Servicing Agreement, as amended and restated a second time on August 1, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.6 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).
Exhibit 4.42    Second Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 19, 2004, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 4, 2004 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.43    Third Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of March 30, 2005, between WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 5, 2005 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.44    Fourth Amendment to the Second Amended And Restated Pooling and Servicing Agreement, dated as of June 13, 2007, among World Financial Network National Bank, WFN Credit Company, LLC, and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on June 15, 2007 (No. 333-60418 and 333-113669)).
Exhibit 4.45    Fifth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of October 26, 2007, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company

(incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 31, 2007 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.46    Sixth Amendment to the Second Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 2008, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on May 29, 2008 (No. 333-60418 and 333-113669)).
Exhibit 4.47    Seventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 28, 2010, among World Financial Network National Bank, WFN Credit Company, LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010 (No. 333-60418 and 333-113669)).
Exhibit 4.48    Eighth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of November 9, 2011, among World Financial Network Bank (formerly known as World Financial Network National Bank), WFN Credit Company, LLC and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 14, 2011 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.49    Ninth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of December 1, 2016, among Comenity Bank, WFN Credit Company, LLC and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on December 2, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.50    Tenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of August 16, 2018, among Comenity Bank, WFN Credit Company, LLC and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on August 20, 2018 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.51    Eleventh Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of June 11, 2020, among Comenity Bank, WFN Credit Company, LLC and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 16, 2020 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.52    Twelfth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of October 27, 2020, among Comenity Bank, WFN Credit Company, LLC and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company,

LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on October 30, 2020 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.53    Thirteenth Amendment to Second Amended and Restated Pooling and Servicing Agreement, dated as of April 26, 2024, among Comenity Bank, WFN Credit Company, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 30, 2024 (No. 333-60418, 333-113669 and 333-60418-01)).
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
Exhibit 4.55    Succession Agreement, dated as of June 18, 2021, among WFN Credit Company, LLC, MUFG Union Bank, N.A. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 24, 2021 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.56    Collateral Series Supplement, dated as of August 21, 2001, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.7 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).
Exhibit 4.57    First Amendment to Collateral Series Supplement, dated as of November 7, 2002, among WFN Credit Company, LLC, World Financial Network National Bank and BNY Midwest Trust Company (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Trust on November 20, 2002 (No. 333-60418 and 333-60418-01)).
Exhibit 4.58    Second Amendment to Collateral Series Supplement, dated as of July 6, 2016, among WFN Credit Company, LLC, Comenity Bank and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 4.1 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 8, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.59    Collateral Certificate No. 4 (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 24, 2021 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.60    Receivables Purchase Agreement, dated as of August 1, 2001, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.8 of the current report on Form 8-K filed by WFN

Credit Company, LLC and World Financial Network Credit Card Master Trust on August 31, 2001 (No. 333-60418 and 333-60418-01)).
Exhibit 4.61    First Amendment to Receivables Purchase Agreement, dated as of June 28, 2010, between World Financial Network National Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K/A filed by WFN Credit Company, LLC and World Financial Network Credit Card Master Note Trust on July 6, 2010 (No. 333-60418 and 333-113669)).
Exhibit 4.62    Second Amendment to Receivables Purchase Agreement, dated as of November 9, 2011, between World Financial Network Bank (formerly known as World Financial Network National Bank) and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on November 14, 2011 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.63    Third Amendment to Receivables Purchase Agreement, dated as of July 6, 2016, between Comenity Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.2 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on July 8, 2016 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.64    Fourth Amendment to Receivables Purchase Agreement, dated as of June 11, 2020, between Comenity Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.3 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on June 16, 2020 (No. 333-60418, 333-113669 and 333-60418-01)).
Exhibit 4.65    Fifth Amendment to Receivables Purchase Agreement, dated as of April 26, 2024, between Comenity Bank and WFN Credit Company, LLC  (incorporated by reference to Exhibit 4.4 of the current report on Form 8-K filed by WFN Credit Company, LLC, World Financial Network Credit Card Master Note Trust and World Financial Network Credit Card Master Trust on April 30, 2024 (No. 333-60418, 333-113669 and 333-60418-01)).
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

Date: March 19, 2026

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